Form 10-K
period 1996-12-31
NATIONSCREDIT GRANTOR TRUST 1996-1
filed 1997-04-02
CIK 1005404

-------------------------------------------------
                                              OMB APPROVAL
                         -------------------------------------------------
                         OMB Number:     3235-0063
                         Expires:        June 30, 1997
                         Estimated average burden
                         hours per response   1711.00
                         -------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON APRIL 1, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

Commission file number 33-80837

                       NATIONSCREDIT GRANTOR TRUST 1996-1
             (Exact name of registrant as specified in its charter)

      DELAWARE                                               75-2655744
 State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization                         Identification No.)

225 E. JOHN CARPENTER FREEWAY, IRVING, TEXAS  75062-2731
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code (972) 505-5026


           Securities registered pursuant to section 12(g) of the Act:

                   5.85% MARINE RECEIVABLE-BACKED CERTIFICATES
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |x| Yes |_| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I

ITEM 1. BUSINESS.

     The NationsCredit Grantor Trust 1996-1 (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing") dated as of January 31, 1996 among NationsCredit Securitization Corporation (the "Seller"), NationsCredit Commercial Corporation of America, as Servicer (the "Servicer") and Bankers Trust Company, as trustee (the "Trustee"). The Trust's only business is to act as a passive trust to permit investment in a pool of retail installment sale contracts.

ITEM 2. PROPERTIES.

     The assets of the Trust include a pool of marine retail installment sale contracts (the "Receivables"), the security interests in the collateral securing the Receivables and certain other property more specifically set forth in the Pooling and Servicing Agreement.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

5.85% Marine Receivable-Backed Certificates (the "Certificates") are held and delivered in book entry form through the facilities of the Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of
Section 17A of the Securities Exchange Act of 1934, as amended. All outstanding Certificates are held by CEDE and Co., the nominee of DTC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of March 1, 1997 100% of the Certificates were held in the name of CEDE and Co. for beneficial owners.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

              19.  1996 Consolidated Servicer's Report
              20.  1996 Servicer's Annual Statement as to Compliance
              20.  1996 Servicer's Representations Letter
              20.  1996 Servicer's Officers' Certificate
              20.  1996 Loan Servicing Report of Independent Accountants

         (b)  Reports on Form 8-K:

                 Report on Form 8-K filed on March 31, 1997

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            -------------------------------
                                                     (Registrant)

Date:             March 31, 1997            By:____________________________
                                               Authorized Signature

                       NATIONSCREDIT GRANTOR TRUST 1996-1
                        ANNUAL STATEMENT AS TO COMPLIANCE

A review of the activities of NationsCredit Commercial Corporation of America ("Servicer") during the period of February 23, 1996 through December 31, 1996 and of its performance under the Pooling and Servicing Agreement ("Agreement") was made under the undersigned officer's supervision. To the best of the undersigned officer's knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement throughout the period of February 23, 1996 to and including December 31, 1996.


Authorized Officer
NationsCredit Commercial Corporation of America


/S/ Lawrence Angelilli
-------------------------
Name:  Lawrence Angelilli
Title: Vice President/Treasurer
Date:  March 28, 1997

                              Price Waterhouse LLP
                Loan Servicing Report of Independent Accountants


March 27, 1997

To the Board of Directors of
NationsCredit Corporation


We have examined management's assertion about NationsCredit Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 1996 included in the accompanying management assertion for the NationsCredit Grantor Trust 1996-1 securitization. Management is responsible for NationsCredit Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NationsCredit Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NationsCredit Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that, except for the noncompliance noted in the following paragraph, NationsCredit Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1996, is fairly stated, in all material respects.

As discussed in management's assertion, the following material noncompliance occurred at NationsCredit Corporation during the year ended December 31, 1996. NationsCredit Corporation is not in compliance with the USAP minimum servicing standard which requires that loan payments be deposited into the custodial cash account and related bank clearing accounts within two business days of receipt. NationsCredit Corporation remits loan payment collections on a monthly basis in accordance with the Pooling and Servicing Agreement dated January 31, 1996.


/s/ Price Waterhouse LLP

NationsCredit Commercial Corporation of America

March 27, 1997

Price Waterhouse LLP
NationsBank Corporate Center
Suite 5400
100 North Tryon Street
Charlotte, NC  28202

Dear Sirs:

As of and for the year ended December 31, 1996, NationsCredit Corporation ("NationsCredit"), a wholly-owned subsidiary of NationsBank Corporation, has complied in all material respects, except as explained in the following paragraph, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the NationsCredit Grantor Trust 1996-1 securitization. As of and for this same period, NationsBank Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $150 million, which includes coverage for NationsCredit adequate to meet the requirements outlined in the USAP.

With respect to the USAP minimum servicing standard which requires that loan payments be deposited into the custodial cash account and related bank clearing accounts within two business days of receipt, NationsCredit is not in compliance with the USAP. NationsCredit remits loan payment collections on a monthly basis in accordance with the Pooling and Servicing Agreement dated January 31, 1996.


/S/ Lawrence Angelilli                       March 28, 1997
--------------------                         ---------------------
Lawrence Angelilli,                          Date
Vice President and Treasurer


/S/ Joseph A. Cutrona                        March 28, 1997
--------------------                         ---------------------
Joseph A. Cutrona,                           Date
EVP & Chief Financial Officer


/S/ Bob D. Sessoms                           March 28, 1997
--------------------                         ---------------------
Bob D. Sessoms,                              Date
Chairman, President & COO

March 27, 1997

Price Waterhouse LLP
NationsBank Corporate Center
Suite 5400
100 North Tryon Street
Charlotte, NC  28202

Dear Sirs:

In connection with your examination of our assertion that NationsCredit Corporation (the "Company") complied with the minimum servicing standards in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 1996, we recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to express an opinion on management's assertion about compliance with the minimum servicing standards. Accordingly, we make the following representations, which are true to the best of our knowledge and belief in all material respects:

1. The company has substantially complied with all the requirements of the Uniform Single Attestation Program for Mortgage Bankers, as they apply to the NationsCredit Grantor Trust 1996-1 securitization serviced for others by the Company, with exception to the USAP minimum servicing standard which requires that loan payments be deposited into the custodial cash account and related bank clearing accounts within two business days of receipt. The Company remits loan payment collections on a monthly basis in accordance with the Pooling and Servicing Agreement dated January 31, 1996.

2. With respect to the NationsCredit Grantor Trust 1996-1 securitization, the Company maintains fidelity or surety bond insurance with a qualified insurer with coverage limits and deductibles that meet investor requirements, as defined in the respective Pooling and Servicing Agreement at December 31, 1996.

3. We are not aware of (a) any irregularities involving management or employees who have significant roles in the system of internal accounting control over the processing of transactions and maintenance of records related to loans serviced for others, or any irregularities involving other employees or loan balances of loans serviced for others, or (b) any violations or possible violations of law, regulations, or contracts for the servicing of loans for others, which should be considered for disclosure in the report on procedures performed in accordance with USAP.

4. All bank accounts held in trust are in the name of the Company in trust for the applicable investor and all bank accounts held in trust for others are maintained in an institution that is a member of the Federal Deposit Insurance Corporation (FDIC ).

5. The Monthly Servicer Reports prepared by the Company and submitted to each investor include all transactions processed through the effective date of such reports for loans serviced by the Company. The reports are prepared from the trial balances of serviced loans and adjustments, if any, from the trial balances represent correction of clerical errors or other matters which, subsequent to the report date, are properly recorded in the trail balances.

6. We are responsible for complying with the minimum servicing standards in the USAP.

7. We are responsible for establishing and maintaining an effective internal control structure over compliance with the minimum servicing standards.

8. We have performed an evaluation of the Company's compliance with the minimum servicing standards.

9. As of and for the year ended December 31, 1996, the Company has complied with the minimum servicing standards, with exception to the USAP minimum servicing standard which requires that loan payments be deposited into the custodial cash account and related bank clearing accounts within two business days of receipt. The Company remits loan payment collections on a monthly basis in accordance with the Pooling and Servicing Agreement dated January 31, 1996.

10. We have disclosed to you all known noncompliance with the minimum servicing standards.

11. We have made available to you all documentation related to compliance with the minimum servicing standards.

12. We have disclosed any communications from regulatory agencies, internal auditors, and other practitioners concerning possible noncompliance with the minimum servicing standards, including communications received through March 27, 1997.

13. We have disclosed to you any known noncompliance occurring through March 27,1997.


/S/ Lawrence Angelilli                       March 28, 1997
----------------------                       --------------------
Lawrence Angelilli,                          Date
Vice President and Treasurer


/S/ Joseph A. Cutrona                        March 28, 1997
--------------------                         ---------------------
Joseph A. Cutrona,                           Date
EVP & Chief Financial Officer


/S/ Bob D. Sessoms                           March 28, 1997
--------------------                         ---------------------
Bob D. Sessoms,                              Date
Chairman, President & COO

                             SERVICERS CERTIFICATE
                       NATIONSCREDIT GRANTOR TRUST 1996-1
        FOR THE COLLECTION PERIOD FEBRUARY 1, 1996 TO NOVEMBER 30, 1996

Pursuant to the Pooling and Servicing Agreement, dated as of January 31, 1996 among NationsCredit Securitization Corporation (as "Seller"), NationsCredit Corporation of America (as "Servicer") and Bankers Trust Company (as "Trustee" and "Collateral Agent"), the Servicer is required to prepare certain information each month regarding distribution to Certificateholders and the performance of the Trust. The information with respect to the applicable Distribution Date is set forth below.

Month                                            Dec-96
Collection Period                                Feb 1  - Nov 30
Determination Date
Deposit Date
Distribution Date                                16-Dec-96

Pool
Balance

  Pool Balance on the close
  of the last day of the
  preceding Collection Period                     223,194,105
  Principal Collections                            42,386,542
  Principal Collections Adjustment
   - Over Payment Since Inception                    (326,364)
  Purchase Amounts Allocable to Principal             513,988
  Defaulted Receivables                             1,552,580
  Defaulted Receivables Adjustment
    Since Inception                                   154,947
  Pool Balance on the close of the last
    day of the Collection Period                  178,912,411.84

  Original Pool Balance                           223,194,105

  Pool Factor                                      80.1600077%

Preference Amounts                                      -

  Certificate Pass-Through Rate                        5.8500%
  Servicing Fee Rate                                   0.7500%

Available Interest
  Collections allocable to interest                17,705,729
  Liquidation Proceeds                                372,285
  Purchase Amounts allocable to interest                -
  Reserve Account Interest Withdrawal                   -
  Surety Interest Drawing                               -
  Reserve Account Preference Withdrawal                 -
  Surety Preference Withdrawal                          -
  Total Interest                                   18,078,013

Available Principal
  Collections allocable to principal               42,386,542
  Purchase Amounts allocable to principal             513,988
  Reserve Account Principal Withdrawal                  -
  Surety Principal Drawing                              -
  Total Principal                                  42,900,530

Available Funds
  Collections allocable to interest                17,705,729
  Liquidation Proceeds                                372,285
  Purchase Amounts allocable to interest                -
  Collections allocable to principal               42,386,542
  Purchase Amounts allocable to principal             513,988
  Total Available Funds                            60,978,543

Deposit to Certificate Account
  Available Funds allocable to interest            18,078,013
  Available Funds allocable to principal           42,900,530
  Reserve Account Interest Withdrawal                   -
  Surety Interest Drawing                               -
  Reserve Account Preference Withdrawal                 -
  Surety Preference Withdrawal                          -
  Reserve Account Principal Withdrawal                  -
  Surety Principal Drawing                              -
  Total Deposit to the Certificate Account         60,978,543

Interest Payment
  Monthly Interest Payment                          9,847,594
  Carry-Over Monthly Interest                           -
  Total                                             9,847,594

Principal Payment
  Monthly Principal Payment                        44,453,110
  Carry-Over Monthly Principal                          -
  Total                                            44,453,110

Servicing Fee
  Servicing Fee                                     1,262,512.02
  Carry-Over Monthly Servicing Fee                      -
  Total                                             1,262,512.02

Distributions from the Certificate Account
  Interest distributions                            9,847,593.73
  Principal distribution                           44,453,110.42
  Preference Amounts                                    -
  Servicing Fee distribution                        1,262,512.02
  Distributions to the Surety Bond Provider           202,001.92
  Distributions to the Reserve Account                  -
  Distributions to the Seller                       5,213,325.40

  Carry-Over Monthly Interest to the next
    Distribution Date                                   -
  Carry-Over Monthly Principal to the next
    Distributions Date                                  -
  Carry-Over Monthly Servicing Fee to the next
    Distribution Date                                   -

Reserve Account
  Reserve Account Balance as of the end of the
    preceding Collection Period                     6,695,823.15
  Add:  Adjustment to Reconcile to actual
    account balance                                   117,679.98
  Reserve Account Balance as of the end of the
    preceding Collection Period                     6,813,503.13
  Earnings from investments on the Reserve Account    269,668.92
  Reserve Account Interest Withdrawal                   -
  Reserve Account Preference Withdrawal                 -
  Reserve Account Principal Withdrawal                  -
  Deposits to the Reserve Account                   3,231,090.10
  Adjustment                                            -
  Reserve Account Balance                          10,314,262.15
  Distributions of any excess amounts on
    deposit in the Reserve Account                  1,368,641.56
  Ending Reserve Account Balance                    8,945,620.59
  Reserve Account Balance as a % of the Pool
     Balance                                              5.0000%
  Specified Reserve Account Requirement             8,945,620.59
  Amount needed to fully fund Reserve Account           -

Surety Bond
  Required Surety Bond Amount (25% of the Pool
     Balance                                       55,798,526.28
  Surety Bond amount on the previous
      Distribution Date                            45,562,676.57
  Payments made with respect Surety Principal Draws     -
  Payments received with respect to unreimbursed
     Surety Principal Draws                             -
  Surety Bond Amount for the current
     Distribution Date                             45,562,676.57

  Total Surety Interest Draws                           -
  Total Surety Principal Draws                          -
  Total Surety Preference Draws                         -
  Total Draws                                           -
  Surety Bond Fee                                     202,002
  Total unreimbursed Surety Interest Draws              -
  Total unreimbursed Surety Principal Draws             -
  Total unreimbursed Surety Preference Draws            -
  Amount Owed to Surety Bond Provider                 202,002
  Surety Bond Fee Paid                                202,002
  Total payments for Surety Interest Draws              -
  Total payments for  Surety Principal Draws            -
  Total payments for  Surety Preference Draws           -
  Payments made to the Surety Bond Provider           202,002
  Surety Bond Fee Outstanding                           -
  Remaining unreimbursed Surety Interest Draws          -
  Remaining unreimbursed Surety Principal Draws         -
  Remaining unreimbursed Surety Preference Draws        -
  Remaining Amounts Owed to the Surety Bond Provider    -

Net Credit Loss Ratio
  Net Credit Losses                                 1,180,295
  Adjustment for Defaulted Receivables Since
    Inception
  For the Current Collection Period                   0.5871%
  For the preceding Collection Period
  For the second preceding Collection Period
  Average Net Credit Loss Ratio

Delinquency Analysis
  Number of Loans
  30 to 59 days past due                                  495
  60 to 89 days past due                                  112
  90 or more days past due                                175
        Total                                             782

        Principal Balance
        30 to 59 days past due                      5,663,805.62
        60 to 89 days past due                      1,188,144.33
        90 or more days past due                    2,092,845.59
        Total                                       8,944,795.54

        Delinquency Ratio
        For the current Collection Period              4.9995%
        For the preceding Collection Period            3.5709%
        For the second preceding Collection Period     3.4150%
        Average Delinquency Ratio                      3.9952%

Weighted Average Computations
        Weighted Average Coupon                       10.6216%
        Weighted Average Original Term (months)           123
        Weighted Average Remaining Term (months)           98


Cash Settlement for the Trustee
        Total Deposit to the Collection Account    60,978,543.49
        Servicing Fee                               1,262,512.02
        Interest allocable to the
          Seller's Certificate                              4.64
        Principal amount allocable to the
          Seller's Certificate                             20.94
        Net Deposit to the Certificate Account     59,716,005.90
        Wire Funds to the Certificateholders       54,300,678.57
        Wire Funds to the Surety Bond Provider        202,001.92
        Deposit Funds into the Reserve Account          -
        Wire Funds to NationsCredit                 5,213,325.40

Approved by:  -----------------------
              Lawrence Angelilli
              Vice President & Treasurer