Form 10-K
period 1997-12-31
NATIONSCREDIT GRANTOR TRUST 1996-1
filed 1998-04-29
CIK 1005404

                    SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                           _______________
                              FORM 10-K

                            CURRENT REPORT

            Annual Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1997

                                 333-22327
                             (Commission File)


                 NATIONSCREDIT GRANTOR TRUST 1996 - 1
                 ------------------------------------
          (Exact name of registrant as specified in charter)

Delaware                     				                    	     75-2655744
--------                                                   ----------
(State or other jurisdiction   		                          (IRS Employer
of incorporation or organization)						                    Identification No.)

        225 E. John Carpenter Freeway, Irving Texas   75062-2731
        --------------------------------------------------------
        (Address of principal executive offices)      (Zip Code)

    Registrant's telephone number, including area code  (972) 506-5026

       Securities registered pursuant to section 12(g) of the Act:
              5.85% Marine Receivable-Backed Certificates
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the pas 90 days.
                        (x)  yes					(  ) no

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

                                 PART I
                                 ------
Item 1. Business.
        ---------
       	The NationsCredit Grantor Trust 1996-1 (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of January 31, 1996 among NationsCredit Securitization Corporation (the "Seller"), NationsCredit Commercial Corporation of America, as Servicer (the "Servicer") and Bankers Trust Company, as trustee (the "Trustee"). The Trust's only business is to act as a passive trust to permit investment in a pool of retail installment sales contracts.

Item 2.  Properties.
         -----------
        	The assets of the Trust include a pool of marine retail installment sales contracts (the "Receivables"), the security interests in the collateral securing the Receivables and  certain other property more specifically set forth in the Pooling and Servicing Agreement.

Item 3.  Legal Proceedings.
         ------------------
        	There are no pending legal proceedings with respect to the Trustee involving the Trust, Bankers Trust Company, as Trustee, or NationsCredit Distribution Finance, Inc., as Servicer.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
         	None.

                                 PART II
                                 -------
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
        ----------------------------------------------------------------------
        (a) Market Information. There is no established public trading market for the Certificates.
        (b) Holders. Since each of the Certificates was issued in book entry form only, there is only one holder of record of the Certificates. See Item 12 below.
        (c)  Dividends. Not applicable.


Item 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------
        	None.

                                 PART III
                                 --------

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------
         	The Certificates are represented by one or more Certificates registered in the name of Cede & Co., the nominee of  The Depository Trust
Company ("DTC"). An investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in limited circumstances.  Accordingly, Cede & Co. is the sole holder of record of the
Certificates, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system.  Such participants may hold Certificates for their own accounts or for the accounts of their customers.  The address of
Cede & Co. is
                           		Cede & Co.
                           		c/o The Depository Trust Company
                         				Attention: Proxy Department
                         				Seven Hanover Square
                         				New York, New York  10004

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------
         	None.

                                 PART IV
                                 -------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8K.
          ----------------------------------------------------------------
          (a)
                1.  Not applicable.
                2.  Not applicable.
                3.  Exhibits:
                    99.4  Annual Statement as to Compliance
                    99.5  Report of Independent Accountants

           (b)  Reports on Form 8-K



     		NationsCredit Grantor Trust 1996-1 filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during
1997, including the Servicer"s Certificate for each due period provided to
Bankers Trust Company, as Trustee.

                      Date of Reports on Form 8-K
                      ---------------------------
                             January, 1997
                            February, 1997
                               March, 1997
                               April, 1997
                                 May, 1997
                                June, 1997
                                July, 1997
                              August, 1997
                           September, 1997
                             October, 1997
                            November, 1997
                            December, 1997

   (c) The exhibits filed as a part of this report are listed in the Index to Exhibits on Page 5

   (d)  Not applicable.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as ammended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  NATIONSCREDIT GRANTOR TRUST 1996 - 1
                              (Registrant)

                         By: NationsCredit Commercial Corporation of America, as Servicer of
                              NationsCredit Grantor Trust 1996 - 1

Date:  March 30, 1998    By:  /s/ LAWRENCE ANGELILLI
                         Name:    Lawrence Angelilli
                         Title:   Vice President