Form 10-K
period 1998-12-31
NATIONSCREDIT GRANTOR TRUST 1996-1
filed 1999-03-31
CIK 1005404

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 _______________
                                    FORM 10-K

                                 CURRENT REPORT

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

                                    33-80837
                              (Commission File No.)


                      NATIONSCREDIT GRANTOR TRUST 1996 - 1
               (Exact name of registrant as specified in charter)

 Delaware                                          75-2655744
(State  or  other  jurisdiction                    (IRS  Employer
of  incorporation  or  organization)               Identification No.)

             225 E. John Carpenter Freeway, Irving Texas 75062-2731
             (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code  (972) 506-5026

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

     The NationsCredit Grantor Trust 1996-1 (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of January 31, 1996 among NationsCredit Securitization Corporation (the "Seller"), NationsCredit Distribution Finance, Inc. (formerly known as NationsCredit Commercial Corporation of America), as Servicer (the "Servicer") and Bankers Trust Company, as trustee (the "Trustee"). The Trust's only business is to act as a passive trust to permit investment in a pool of retail installment sales contracts.

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

Item  13.  Certain  Relationships  and  Related  Transactions.

           None.

                                     PART IV
Item  14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8K.

(a)    1.   Not  applicable.
       2.   Not  applicable.
       3.   Exhibits:
             99.1     Annual  Statement  as  to  Compliance
             99.2     Report  of  Independent  Accountants

(b)     Reports  on  Form  8-K



          NationsCredit Grantor Trust 1996-1 filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 1998, including the Servicer's Certificate for each due period provided to Bankers Trust Company, as Trustee.

                           Date of Reports on Form 8-K
                           ---------------------------
                                January 15, 1998
                                February 17, 1998
                                 March 16, 1998
                                 April 15, 1998
                                  May 15, 1998
                                  June 15, 1998
                                  July 15, 1998
                                 August 17, 1998
                               September 15, 1998
                                October 15, 1998
                                November 16, 1998
                                December 15, 1998

     (c) The exhibits filed as a part of this report are listed in the Index to Exhibits on Page 5

     (d)  Not  applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONSCREDIT  GRANTOR  TRUST  1996  -  1  (Registrant)

By:  NationsCredit  Commercial  Corporation  of  America,  as  Servicer  of
     NationsCredit  Grantor  Trust  1996  -  1

Date:  March  31,  1999        By  /s/  SUZANNE  CASTLEBERRY
                                   -------------------------
                               Name:    Suzanne  Castleberry
                               Title:   Vice  President