Form 10-K
period 1999-12-31
NATIONSCREDIT GRANTOR TRUST 1996-1
filed 2000-03-30
CIK 1005404

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 _______________
                                    FORM 10-K

                                 CURRENT REPORT

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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

Item  13.  Certain  Relationships  and  Related  Transactions.

     None.

                                     PART IV
Item  14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8K.

           (a)       1.     Not  applicable.
                     2.     Not  applicable.
                     3.     Exhibits:
                            99.1     Annual  Statement  as  to  Compliance
                            99.2     Report  of  Independent  Accountants

           (b)       Reports  on  Form  8-K



          NationsCredit Grantor Trust 1996-1 filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 1999, including the Servicer's Certificate for each due period provided to Bankers Trust Company, as Trustee.

                           Date of Reports on Form 8-K
                           ---------------------------
                                January 15, 1999
                                February 16, 1999
                                 March 15, 1999
                                 April 15, 1999
                                  May 17, 1999
                                  June 15, 1999
                                  July 15, 1999
                                 August 16, 1999
                               September 15, 1999
                                October 15, 1999
                                November 15, 1999
                                December 15, 1999

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

By: NationsCredit Commercial Corporation of America, as Servicer of NationsCredit Grantor Trust 1996 - 1

Date:  March  __,  2000        By  /s/  JILL  B.  STEWART
                                   --------------------------
                               Name:  Jill  B.  Stewart
                               Title:    Senior  Vice  President