Form 10-K
period 2001-12-31
NATIONSCREDIT GRANTOR TRUST 1996-1
filed 2002-03-29
CIK 1005404

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 _______________
                                    FORM 10-K

                                 CURRENT REPORT

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

                                    33-80837
                              (Commission File No.)


                      NATIONSCREDIT GRANTOR TRUST 1996 - 1
                      ------------------------------------
               (Exact name of registrant as specified in charter)


Delaware                                                  75-2655744
-------- ----------------------------------------------------------------------
(State  or  other  jurisdiction                           (IRS  Employer
of  incorporation  or  organization)                      Identification  No.)

1355  Windward  Concourse,  Alpharetta  Georgia           30005
--------------------------------------------------------------------------------
(Address  of  principal  executive  offices)              (Zip  Code)

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

Item  3.  Legal  Proceedings.
          -------------------

          There are no pending legal proceedings with respect to the Trustee involving the Trust, Bankers Trust Company, as Trustee, or Banc of America Specialty Finance, Inc., as Servicer.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
          ------------------------------------------------------------

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


Item  9.  Changes  in  and  Disagreements  With  Accountants  on  Accounting and
          ----------------------------------------------------------------------
          Financial  Disclosure.
          ----------------------

          None.

                                    PART III
Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.
           ---------------------------------------------------------------------

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

Item  13.  Certain  Relationships  and  Related  Transactions.
           ---------------------------------------------------

None.

                                     PART IV
Item  14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8K.
           ---------------------------------------------------------------------

           (a)
                    1.     Not  applicable.
                    2.     Not  applicable.
                    3.     Exhibits:
                           99.1     Annual  Statement  as  to  Compliance
                           99.2     Report  of  Independent  Accountants

           (b)     Reports  on  Form  8-K



           NationsCredit Grantor Trust 1996-1 filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 2001, including the Servicer's Certificate for each due period provided to Bankers Trust Company, as Trustee

                           Date of Reports on Form 8-K
                           ---------------------------
                                January 16, 2001
                                February 15, 2001
                                 March 15, 2001
                                 April 16, 2001
                                  May 15, 2001
                                  June 15, 2001
                                  July 16, 2001
                                 August 15, 2001
                               September 17, 2001
                                October 15, 2001
                                November 15, 2001
                                December 17, 2001

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

           By: Banc of America Specialty Finance, Inc. formerly NationsCredit Commercial Corporation of America, as Servicer of NationsCredit Grantor Trust 1996 - 1



                                         By  /s/     CHRISTOPHER  SPOENEMAN
                                             ------------------------------
                                         Name:       Christopher  Spoeneman
                                         Title:      Senior Vice  President




                                         Date:     March  27,  2002
                                                   ----------------

                                  EXHIBIT INDEX


     Exhibit  Number                    Description  of  Exhibit
     ---------------                    ------------------------

          99.1                    Annual  Statement  as  to  Compliance
          99.2                    Report  of  Independent  Accountants

                                                                    Exhibit 99.1




                    BANC  OF  AMERICA  SPECIALTY FINANCE, INC.
                           ANNUAL OFFICER CERTIFICATE

                       NationsCredit Grantor Trust 1996-1
                       ----------------------------------



The undersigned certifies that he is a Senior Vice President of Banc of America Specialty Finance, Inc. formerly NationsCredit Distribution Finance, Inc., a Georgia corporation (the "Servicer"), and that as such he is duly authorized to execute and deliver this certificate on behalf of the Servicer pursuant to
Section 13.10 of the Pooling and Servicing Agreement dated as of January 31, 1996 among NationsCredit Securitization Corporation, NationsCredit Commercial Corporation and Bankers Trust Company (the 'Agreement') and further certifies that ( i ) a review of the activities of the Servicer during the period January 1, 2001 up to and including December 31, 2001 and of its performance under the Agreement has been made and (ii) based on such review, the Servicer has fulfilled all of its obligations under the Agreement throughout the past year up to and including December 31, 2001.

IN  WITNESS  WHEREOF,  I  have affixed hereto my signature this the _27th day of
                                                                     ----
March,  2002.

     Banc  of  America  Specialty  Finance,  Inc.



By:/s/     CHRISTOPHER  SPOENEMAN
   ------------------------------
           Christopher  Spoeneman
           Senior  Vice  President

Exhibit  99.2





                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Bank of America Corporation


We have examined management's assertion about Bank of America Corporation's (the "Company") compliance with the servicing requirements outlined in sections 12.3, 13.8, 14.1, 14.2, 14.3, 14.6 and 14.7 of the Pooling and Servicing Agreement dated January 31, 1996 (the "Agreement") for the NationsCredit Grantor Trust 1996-1 securitization as of and for the year ended December 31, 2001 included in the accompanying management assertion. (see Exhibit I). Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestion standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2001 is fairly stated, in all material respects.




/s/  PRICEWATERHOUSE  COOPERS  LLP
----------------------------------


March  1,  2002

                                    EXHIBIT I


                  MANAGEMENT'S ASSERTION CONCERNING COMPLIANCE
                       WITH CERTAIN SERVICING REQUIREMENTS




March  1,  2002


As of and for the year ended December 31, 2001, Bank of America Corporation has complied in all material respects with the servicing requirements outlined in sections 12.3, 13.8, 14.1, 14.2, 14.3, 14.6, and 14.7 of the Pooling and
Servicing Agreement for the NationsCredit Grantor Trust 1996-1 securitization dated as of January 31, 1996, between Bank of America Corporation, formerly NationsCredit Commercial Corporation of America, as Servicer, NationsCredit Securitization Corporation, as Seller, and Bankers Trust Company, as Trustee and Collateral Agent.




/s/  STEPHEN  F.  SMITH
---------------------------------
Stephen  F.  Smith
Senior  Vice  President
Bank  of  America  Corporation



/s/  CHRISTOPHER  SPOENEMAN
---------------------------------
Christopher  Spoeneman
Senior  Vice  President
Bank  of  America  Corporation



/s/  RHONDA  W.  NANTZ
---------------------------------
Rhonda  W.  Nantz
Vice  President
Bank  of  America  Corporation